Form 10-K
DEUTSCHE ALT-A SECURITIES INC MORT LOAN TRUST SERIES 2003-3
filed 2004-03-30
CIK 1268736

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-100676-03


        Deutsche Alt-A Securities, Inc.
        Mortgage Pass-Through Certificates
        Series 2003-3

     (Exact name of registrant as specified in its charter)


   New York                                         54-2132840
                                                    54-2132838
                                                    54-2132839
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, Maryland                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.



  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X




  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-PO-1                         3
             Class A-PO-2                         3
             Class B-1                            3
             Class B-2                            3
             Class B-3                            1
             Class B-4                            1
             Class B-5                            1
             Class I-A-1                         19
             Class I-A-X                          3
             Class II-A-1                         6
             Class II-A-2                         3
             Class II-A-3                         3
             Class II-A-4                         3
             Class II-A-5                         3
             Class II-A-6                         3
             Class II-A-7                         3
             Class II-A-8                         3
             Class II-A-9                         3
             Class II-A-X                         3
             Class III-A-1                        3
             Class IV-A-1                         4
             Class M                              3
             Class M-X                            3
             Class R                              1
             Class R1                             1
             Class R2                             1

             Total:                              86


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.




                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Downey Savings, as Servicer <F1>
       b) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
       c) HSBC Bank, USA, as Servicer <F1>
       d) National City Mortgage Co, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Downey Savings, as Servicer <F1>
       b) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
       c) HSBC Bank, USA, as Servicer <F1>
       d) National City Mortgage Co, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Downey Savings, as Servicer <F1>
       b) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
       c) HSBC Bank, USA, as Servicer <F1>
       d) National City Mortgage Co, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 19, 2003, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        On December 9, 2003 and January 8, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




   (c) Not applicable.


   (d) Omitted.





  <F1> Filed herewith.




                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Deutsche Alt-A Securities, Inc.
     Mortgage Pass-Through Certificates
     Series 2003-3
     (Registrant)



  Signed: Wells Fargo Bank, N.A. as Master Servicer


  By:     Kristen Ann Cronin, Vice President

  By: /s/ Kristen Ann Cronin, Vice President

  Dated: March 30, 2004



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.




Exhibit Index

Exhibit No.


  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification


  I, Kristen Ann Cronin, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report , of Deutsche Alt-A Securities, Inc. Mortgage Pass-Through
     Certificates, Series 2003-3 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Downey Savings as Servicer, Greenpoint Mortgage Funding, Inc. as Servicer, HSBC Bank, USA as Servicer, National City Mortgage Co as Servicer.

     Date: March 30, 2004

     /s/ Kristen Ann Cronin
     Signature

     Vice President
     Title






EX-99.1(a)


(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568

Independent Accountants' Report

The Board of Directors
Downey Financial Corp.

We have examined management's assertion, included in the accompanying Management's Report on Compliance with Minimum Servicing Standards, that Downey Financial Corp. and subsidiaries (Downey) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003. Management is responsible for Downey's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Downey's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Downey's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Downey's compliance with the minimum servicing standards.

In our opinion, management's assertion that Downey complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP

January 16,2004


KPMG LLP. a U.S. limited liability partnership, is the U.S..
member firm of KPMG International. a Swiss cooperative






EX-99.1(b)


(logo) PRICEWATERHOUSECOOPERS



PricewaterhouseCoopers LLP
350 S. Grand Ave.
Los Angeles CA 90071
Telephone (213) 236 3000


Report of Independent Auditors



To the Board of Directors and Stockholders of GreenPoint Financial Corporation:



We have examined management's assertion about GreenPoint Financial Corporation and its subsidiaries, including GreenPoint Mortgage Funding, Inc. (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.




/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP



March 25, 2004






EX-99.1(c)

[logo] KPMG

KPMG LLP
Suite 601
12 Fountain Plaza Buffalo. NY 14202

Independent Accountants' Report

The Board of Directors
HSBC Mortgage Corporation (USA):

We have examined management's assertion, included in the accompanying Management Assertion, that HSBC Mortgage Corporation (USA) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards.

In our opinion, management's assertion that HSBC Mortgage Corporation (USA) complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.

February 2, 2004 Buffalo, New York




/s/ KPMG



KPMG LLP, a US limited liability partnership, is the US member firm of KPMG International. a Swiss cooperative







EX-99.1(d)

(LOGO) ERNST & YOUNG

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115

Phone: (216) 861-5000
www.ey.com

Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
National City Mortgage Co.

We have examined management's assertion, inc1uded in the accompanying report titled Report of Management, that National City Mortgage Co. (NCM) complied with the servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year-ended December 31, 2003. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 25, 2004

A Member Practice of Ernst & Young Global






EX-99.2(a)

Downey Financial Corp. (logo)

Management's Report on Compliance with
Minimum Servicing Standards

As of and for the year ended December 31, 2003, Downey Financial Corp. and its subsidiaries ("Downey") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Downey had in effect a fidelity bond in the amount of $15 million limit per loss and $30 million aggregate limit and an errors and omissions policy in the amount of $20 million.

/s/ Daniel D. Rosenthal
Daniel D. Rosenthal
President and
Chief Executive Officer

/s/ Thomas E. Prince
Thomas E. Prince
Executive Vipe President and
Chief Financial Officer

January 16, 2004

Downey Financial Corp.
3501 Jamboree Road . P.O. Box 6000 . Newport Beach, California 92658-6000 .
(949) 509-4500







EX-99.2(b)


Exhibit I


Management's Assertion Regarding Compliance
With Minimum Servicing Standards



As of and for the year ended December 31, 2003, Greenpoint Mortgage Funding, Inc. (the "Company"), a wholly-owned subsidiary of Greenpoint Bank, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.


As of and for this same period, GreenPoint Bank maintained on behalf of the Company, errors and omissions and employee fidelity bond insurance policies in the amount of $20,000,000 and $50,000,000, respectively.


March 25, 2003





/s/ Becky Poisson
Becky Poisson
Executive Vice President of
Operations and Technology



/s/ Nathan Hieter
Nathan Hieter
Controller



/s/ David Petrini
David Petrini
Chief Financial Officer



/s/ S.A. Ibrahim
S.A. Ibrahim
Chief Executive Officer






EX-99.2(c)


[logo] HSBC


Management Assertion

As of and for the year ended December 31, 2003, HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of$660,691,500 and $48,000,000, respectively.


/s/ David J. Hunter
David J. Hunter
President


/s/ Daniel B. Duggan
Daniel B. Duggan
SVP, Risk Management I




/S/ Gary P.  Zimmermann
Gary P.  Zimmermann
SVP, Mortgage Services



HSBC Mortgage Corporation (USA)
2929 Walden Avenue. Depew, NY 14()4}






EX-99.2(d)

Management's Assertion on Compliance with the Specified Minimum
Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the servicing standards identified in the attached Exhibit A (the specified minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed our evaluation of NCM's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, NCM complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of December 31, 2003 and for the year then ended, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $200 million.

/s/ Steven M. Scheid
Steven M. Scheid, Senior Vice President

February 25, 2004


Exhibit A

Specified Minimum Servicing Standards

I.  Custodial Bank Accounts

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      a. be mathematically accurate;

      b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

      c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

      d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

   1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

   3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

   4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

   5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

   6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accouting and Reporting

   1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

   1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

   1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.







EX-99.3(a)


(logo) Downey Savings

TO: Wells Fargo Bank Minnesota, N.A.

RE: Officers Certificate

Dear Master Servicer:

The undersigned officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these officers knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable) with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Kevin W. Hughes
Officer Kevin W. Hughes

Sr. Vice President
Title

March 16, 2004
Date


DOWNEY SAVINGS AND LOAN ASSOCIATION, F.A.
Corporate Headquarters: 3501 Jamboree Road - P.O. Box 6000 - Newport Beach, California 92658 - 949/854-3100






EX-99.3(b)


PO Box 84013
Columbus, GA 31908-4013
Tel. 8OO.784.5566

(logo)GreenPoint Mortgage

To: Wells Fargo

Re : Annual Statement as to Compliance by Servicer

Pursuant to the applicable Section of the Mortgage Loan Flow Purchase, Sale, and Servicing Agreement between Greenpoint Mortgage Funding, Inc. as Servicer (the "Servicer") and Wells Fargo as Master Servicer, (the "Agreement"), the undersigned officer of the Servicer, hereby certifies as to the following:

(i) a review of the activities of the Servicer during the calendar year ended December 31, 2003 (the "Applicable Period") and of the Servicer's performance under the Agreement has been made under the direct supervision of the undersigned officer; and

(ii) to the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its obligations under the Agreement throughout the Applicable Period, and there has been no known default in the fulfillment of the Servicer's obligations throughout such Applicable Period.

Very Truly Yours
GREENPOINT MORTGAGE
FUNDING, INC.
As Servicer

/s/ Roy Briggs
Roy Briggs
Title: Vice President

Aviso Imponante Las Personas Habls Expanol
Si usted no entiendo el contenido de esta carta por favor obrenga una traduccion immediamente

2300 Brookstone Centre Pkwy Columbus GA 31904
Customer Service Hours: Monday-Friday, 8:30 AM -8:00 PM, Eastern www.greenpointservice.com

Attachment A

GREENPOINT CREDIT, LLC CSFB 2003-21

GREENPOINT MTG FUNDING,INC BSA 2003-AC6

GREENPOINT MTG FUNDING,INC BSA 2003-AC7

GREENPOINT MTG FUNDING,INC CSFB 2003-19

GREENPOINT MTG FUNDING,INC CSF82003-23

GREENPOINT MTG FUNDING,INC CSF8 2003-25

GREENPOINT MTG FUNDING,INC CSFB 2003-27

GREENPOINT MTG FUNDING,INC CSF82003-29

GREENPOINT MTG FUNDING,INC CSFB 2003-A30

GREENPOINT MTG FUNDING,INC DAL 2003-3

GREENPOINT MTG FUNDING,INC DAL 2003-2XS

GREENPOINT MTG FUNDING,INC Dal 2003-4XS

GREENPOINT MTG FUNDING,INC MALT 2003.2

GREENPOINT MTG FUNDING,INC MALT 2003-3

GREENPOINT MTG FUNDING,INC MAlT 2003-4

GREENPOINT MTG FUNDING,INC MALT 2003-5

GREENPOINT MTG FUNDING,INC MALT 2003-6

GREENPOINT MTG FUNDING,INC MALT 2003-7

GREENPOINT MTG FUNDING,INC MALT 2003-8

GREENPOINT MTG FUNDING,INC MALT 2003-9

GREENPOINT MTG FUNDING,INC MARM 2003-2

GREENPOINT MTG FUNDING,INC MARM 2003-3

GREENPOINT MTG FUNDING,INC MARM 2003-4

GREENPOINT MTG FUNDING,INC MARM 2003-5

GREENPOINT MTG FUNDING,INC MARM 2003-6

GREENPOINT MTG FUNDING,INC MARM 2003-7

GREENPOINT MTG FUNDING,INC MASTR 2003-7

GREENPOINT MTG FUNDING,INC MASTR 2003-8

GREENPOINT MTG FUNDING,INC MASTR 2003-11

GREENPOINT MTG FUNDING,INC MASTR 2003-12

GREENPOINT MTG FUNDING,INC SAMI 2003-CL 1




EX-99.3(c)


Annual Statement as to Compliance

We have reviewed the activities and performance of HSBC Mortgage Corporation
(USA) under the Servicing Agreement for the year ended December 31,2003. To the best of my knowledge, based upon such review, the HSBC Mortgage Corporation
(USA) has fulfilled its duties, responsibilities and obligations under the Servicing Agreement.




/s/ Gary P. Zimmermann
Gary P. Zimmermann
Senior Vice President
Mortgage Servicing






EX-99.3(d)

National City Mortgage Co.
232 Newmark Drive. Miamisburg, Ohio 45342
Mortgage Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

EMC
C/o Wells Fargo Bank Minnesota NA
Attn: Mike Williams
9062 Old Annapolis Road
Columbia, Maryland 21045


RE: Officer's Certification -National City Mortgage Investor Number 436

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

a. I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to EMC c/o Wells Fargo Bank Minnesota NA;

b. I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

c. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

d. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

e. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to EMC c/o Wells Fargo Bank Minnesota NA;

f. All custodial accounts have been reconciled and are properly funded; and

g. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ Mary Beth Criswell
Officer Mary Beth Criswell

Vice President
Title

February 13, 2004
Date


No one Cares More!






Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-PO-1                                 0.00              1,813.27                 0.00                 542,339.18
   A-PO-2                                 0.00              7,790.43                 0.00                 927,320.22
   B-1                               35,088.57              9,362.47                 0.00               3,879,637.53
   B-2                               22,330.73              5,958.37                 0.00               2,469,041.63
   B-3                               14,354.83              3,830.21                 0.00               1,587,169.79
   B-4                               11,160.86              2,977.99                 0.00               1,234,022.02
   B-5                               12,752.59              3,402.69                 0.00               1,410,015.30
   I-A-1                            648,757.28          2,798,274.70                 0.00              68,701,725.30
   I-A-X                             83,683.16                  0.00                 0.00                       0.00
   II-A-1                           167,291.65                  0.00                 0.00              18,250,000.00
   II-A-2                            50,000.00                  0.00                 0.00              10,000,000.00
   II-A-3                            56,250.00                  0.00                 0.00               7,500,000.00
   II-A-4                           350,866.63                  0.00                 0.00              52,630,000.00
   II-A-5                           162,258.32                  0.00                 0.00              19,471,000.00
   II-A-6                           146,840.82                  0.00                 0.00              16,019,000.00
   II-A-7                           201,967.48                  0.00                 0.00                       0.00
   II-A-8                           158,147.68          3,710,411.82                 0.00              34,334,922.18
   II-A-9                           312,645.48          1,349,240.57                 0.00              12,485,425.43
   II-A-X                           215,637.60                  0.00                 0.00                       0.00
   III-A-1                          290,886.59            965,623.87                 0.00              34,189,376.12
   IV-A-1                           410,229.58            365,474.76                 0.00              48,951,025.24
   M                                 87,725.94             23,407.38                 0.00               9,699,592.62
   M-X                               92,808.13                  0.00                 0.00                       0.00
   R                                      0.47                100.00                 0.00                       0.00